Form 10-Q
period 2021-03-31
SILVERBOX ENGAGED MERGER CORP I
filed 2021-07-19
CIK 1836707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

SILVERBOX ENGAGED MERGER CORP I

(Exact name of registrant as specified in its charter)

Delaware	001-40118	85-4169699
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

8801 Calera Drive Austin, TX	78735
(Address of principal executive offices)	(Zip Code)

(512) 575-3637

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	SBEAU	The Nasdaq Stock Market LLC
Shares of Class A common stock, included as part of the units	SBEA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SBEAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SILVERBOX ENGAGED MERGER CORP I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILVERBOX ENGAGED MERGER CORP I
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets—
Current Assets:
Cash	$1,237,987	$200,000
Prepaid expenses	552,039	—
Due from sponsor	563
Total current assets	1,790,589	200,000
Deferred offering costs	—	45,000
Prepaid expenses	209,129	—
Cash and marketable securities held in Trust Account	345,008,454	—
Total Assets	$347,008,172	$245,000

Liabilities and Stockholders’ Equity Current liabilities:
Accounts payable and accrued expenses	$54,552	—
Accrued offering costs and expenses	—	48,543
Promissory note – related party	—	175,000
Taxes payable	50,000	—
Due to related party	900	—
Total current liabilities	105,452	223,543
Warrant liability	22,397,260	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	34,577,712	223,543

Commitments
Class A Common Stock subject to possible redemption, 34,500,000 and 0 shares at redemption value, respectively	345,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(32,594,540)	(3,543)
Total stockholders’ equity	(32,569,540)	21,457
Total Liabilities and stockholders’ equity	$347,008,172	$245,000

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I
CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2021
(Unaudited)
Formation and operating costs	$127,540
Loss from operations	(127,540)

Other income/(expense)
Unrealized loss on change in fair value of warrants	(214,354)
Expensed offering costs	(820,691)
Interest income	8,454
Total other expense	(1,026,591)

Net Loss	$(1,154,131)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted, weighted average shares outstanding – Class A and Class B non-redeemable common stock	7,887,500
Basic and diluted net loss per share, common stock	$(0.15)

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,543)	$21,457
Sale of 34,500,000 Units on March 2, 2021 net of Public Warrant fair value and offering costs	34,500,000	3,450	—	—	311,989,575	—	311,993,025
Excess of cash received over fair value of Private Placement Warrants:	—	—	—	—	1,570,109	—	1,570,109
Net loss	—	—	—	—	—	(1,154,131)	(1,154,131)
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(313,559,684)	(31,436,866)	(345,000,000)
Balance as of March 31, 2021 (Unaudited)	—	$—	8,625,000	$863	$24,137	$(32,594,540)	$(32,569,540)

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021
Cash Flows from Operating Activities:	(Unaudited)
Net loss	$(1,154,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(8,454)
Unrealized loss on change in fair value of warrants	214,354
Expensed offering costs	820,691
Changes in operating assets and liabilities
Prepaid assets	(761,168)
Taxes payable	50,000
Due from Sponsor	44,437
Due to related party	(174,100)
Accounts payable and accrued expenses	6,009
Net cash used in operating activities	(962,362)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	344,500,349
Proceeds from issuance of Private Placement Warrants	9,400,000
Payment of underwriter discount	(6,900,000)
Net cash provided by financing activities	347,000,349

Net Change in Cash	1,037,987
Cash, beginning of the period	200,000
Cash, end of period	$1,237,987

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$307,808,850
Change in value of Class A ordinary shares subject to possible redemption	$37,191,150
Deferred underwriters’ discount payable charged to additional paid in capital	$12,075,000

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I
NOTES TO FINANCIAL STATEMENT

Note 1 — Organization, Business Operation And Going Concern Consideration

SilverBox Engaged Merger Corp I (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 3, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and it has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with the Company.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 3, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SilverBox Engaged Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 34,500,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

The Company has entered into a Forward Purchase Agreement, with Engaged Capital, LLC (“Engaged Capital”), pursuant to which Engaged Capital has agreed to purchase from the Company, in a private placement for an aggregate amount of $100,000,000 to occur simultaneously with the consummation of an Initial Business Combination, 10,000,000 Forward Purchase Shares at $10.00 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,266,667 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,400,000, which is discussed in Note 4. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Offering costs of the IPO amounted to $19,474,651 consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs. Of the offering costs, $820,691 is included in offering costs on the statement of operations and $18,653,960 is included in equity.

Management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, will be held in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the Company’s public shares if the Company do not complete its initial Business Combination within the Completion Period (as defined below) or (ii) with respect to any other material provisions relating to the rights of holders of the Company’s Class A Common Stock prior to the initial Business Combination or pre-initial Business Combination business activity; (iii) the redemption of the Company’s public shares if it is unable to complete its initial Business Combination within the completion window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters.

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

In connection with the closing of the IPO, the Company has entered into a forward purchase agreement (“FPA”) with Engaged Capital, LLC (the “Purchaser” or “Engaged Capital”). Engaged Capital (and/or its affiliates), a member of the Company’s sponsor, has agreed to commit to purchase, in a private placement for gross proceeds of $100,000,000 to occur concurrently with the consummation of the initial business combination, 10,000,000 forward purchase Class A common shares at $10.00 per share. The FPA shares shall have the same terms as a public share, but they do not have any rights of redemption, rights to conversion into cash, or rights to any liquidating distributions from any funds held in the trust account established by the Company for the benefit of the Company’s public stockholders upon the closing of the IPO.

Following guidance in ASC 480-10-S99-3A, with the commitment of $100,000,000 of equity funds at the time of the IPO, (which is sufficient funds to redeem all outstanding redeemable stock) the Company reports all of its Class A common stock as redeemable stock.

The Company will have only 24 months from the closing of the IPO to complete the initial Business Combination, which may be extended by an additional three months to 27 months if the Company enters into a letter of intent within 24 months from the closing of the IPO (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the Completion Period), and (iv) vote their Founder Shares and any public shares purchased during or after the Proposed Public Offering in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $1.9 million.

The Company’s liquidity needs up to March 31, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000 (see Note 5). The promissory note from the Sponsor was paid in full as of March 2, 2021. In addition, in order to finance offering costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 Public Warrants that were included in the Units issued by the Company in its IPO and (ii) the 6,266,667 Private Warrants (see Note 4, Note 5 and Note 8). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In the Company’s 8-K dated March 8, 2021 the Company reported the value of the warrants in equity.

In connection with the closing of the IPO, the Company has entered into a forward purchase agreement (“FPA”) with Engaged Capital, LLC (the “Purchaser” or “Engaged Capital”). Engaged Capital (and/or its affiliates), a member of the Company’s sponsor, has agreed to commit to purchase, in a private placement for gross proceeds of $100,000,000 to occur concurrently with the consummation of the initial business combination, 10,000,000 forward purchase Class A common shares at $10.00 per share. The FPA shares shall have the same terms as a public share, but they do not have any rights of redemption, rights to conversion into cash, or rights to any liquidating distributions from any funds held in the trust account established by the Company for the benefit of the Company’s public stockholders upon the closing of the IPO.

In further consideration of the guidance in ASC 480-10-S99-3A, Distinguishing Liabilities from Equity, the Company concluded that the reporting of its redeemable equity did not properly take into account the effect of the FPA on the shares subject to redemption. Historically, the Company has maintained that it would not redeem shares if the redemption of those shares would cause the net tangible assets of the Company to fall below $5,000,001. With the commitment of $100,000,000 of funds at the time of the IPO, (which is sufficient funds to redeem all outstanding redeemable stock) the Company should have reported that all Class A common stock was subject to redemption.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to revise the accounting of the Company’s Warrants and FPA.

The following table summarizes the effect had the balance sheet been revised on each balance sheet line item as of the date indicated:

	As Previously Reported	Adjustment	As revised
Balance Sheet at March 2, 2021
Warrant liability	$-	$22,182,906	$22,182,906
Total Liabilities	12,888,747	22,182,906	35,071,653
Class A common stock subject to possible redemption,	329,991,760	15,008,240	345,000,000
Class A common stock	150	(150)	-
Additional paid-in capital	5,021,282	(4,997,145)	24,137
Accumulated deficit	(22,286)	(32,193,851)	(32,216,137)
Total Stockholders’ Equity	$5,000,009	$(37,191,146)	$(32,191,137)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for the period of inception to December 31, 2020 as filed with the SEC on March 1, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.2 million in cash and did not have any cash equivalents as of March 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury bills.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods.

The Company’s statements of operations include a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net income per Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$8,454
Less: interest available to be withdrawn for payment of taxes	(8,454)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	34,500,000
Redeemable Class A Common Stock, basic and diluted weighted average shares outstanding	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(1,154,131)
Less: Net income allocable to Class A common stock subject to possible redemption	(8,454)
Non-Redeemable Net Loss	$(1,162,585)
Denominator: Weighted Average Non-Redeemable Class A and Class B common stock
Non-Redeemable Class A and Class B common stock, basic and diluted weighted average shares outstanding	7,887,500
Basic and diluted net loss per share, Class A and Class B common stock	$(0.15)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs totaling $19,474,651 (consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs) were recognized with $820,691 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $18,653,960 included in stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Initial Public Offering

On March 2, 2021, the Company sold 34,500,000 units, which includes 4,500,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, March 2, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

The Company paid an underwriting fee at the closing of the IPO of $6,900,000. As of March 2, 2021, an additional fee of $12,075,000 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Warrants

Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which it consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A common stock equals or exceeds $10.00” and “Redemption of warrants when the price per Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

Redemption of Warrants When the Price per Class A Common stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Redemption of Warrants When the Price per Class A Common stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●	if the Reference Value is less than $18.00 per share (as adjusted) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,266,667 Private Warrants at a price of $1.50 per Private Warrant, for an aggregate purchase price of $9,400,000, in a private placement. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Warrants will expire worthless.

The Private Warrants are identical to the Public Warrants sold in the IPO except that the Private Warrants, so long as they are held by the initial stockholders or its permitted transferees, (i) they will not be redeemable by the Company for cash, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, and (iii) they may be exercised by the holders on a cashless basis. If the Private Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor paid $25,000 or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stock issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “Lock-up”). Any permitted transferees will be subject to the same restrictions and other agreements of the company’s initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the Lock-up if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the company’s initial Business Combination.

Due from Sponsor

On March 31, 2021 the Sponsor owed the Company $563. The amount due is non-interest bearing and is due immediately.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. As of March 31, 2021, the Company paid the balance on the note.

Due to Related Party

As of March 31, 2021, the amount due to related parties is $900 for the payment of certain offering costs and taxes.

Working Capital Loans

In order to finance offering costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At March 31, 2021, the Company recognized a $10,000 administrative fee.

Forward Purchase Agreement

In connection with the IPO, the Company has entered into a forward purchase agreement with Engaged Capital, LLC that will provide for the aggregate purchase of $100,000,000 of Class A common stock at $10.00 per share. Any such purchases will take place in a private placement that will close concurrently with the closing of the Company’s initial Business Combination.

Engaged Capital, LLC, a member of the Company’s founder group, has agreed to commit, pursuant to a forward purchase agreement with the Company, to purchase, in a private placement for gross proceeds of $100,000,000 to occur concurrently with the consummation of the Company’s initial business combination, 10,000,000 forward purchase shares at $10.00 per share. Engaged Capital’s commitment is subject to customary closing conditions under the forward purchase agreement. Subject to the Company’s consent, Engaged Capital has the right to transfer all or a portion of its rights and obligation to purchase the forward purchase shares to one or more forward transferees, subject to compliance with applicable securities laws. Such forward transferee will be subject to the same terms and conditions under the forward purchase agreement. However, in the event of a default by any forward transferees, Engaged Capital has agreed that it shall be responsible to purchase such defaulted amount. The forward purchase shares will be identical to the shares of the Company’s Class A common stock, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the forward purchase shares will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides the Company with a minimum funding level for the initial business combination.

Special Purpose Acquisition Companies frequently will redeem shares to the extent that their net tangible assets do not go below $5,000,001. Following guidance in ASC 480-10-S99-3A, with the commitment of $100,000,000 of equity funds at the time of the IPO, (which is sufficient funds to redeem all outstanding redeemable stock) the Company reports all of its Class A common stock as redeemable stock.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting fee of $0.35 per unit, or $12,075,000. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. At of March 31, 2021 and December 31, 2020 there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021 there were no shares of Class A Common Stock outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption. At December 31, 2020 there were no share of Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020 there were 8,625,000 shares of Class B common stock issued or outstanding.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stock issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “Lock-up”). Any permitted transferees will be subject to the same restrictions and other agreements of the company’s initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the Lock-up if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the company’s initial Business Combination.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 9 — Recurring Fair Value Measurements

Investment Held in Trust Account

As of March 31, 2021, the investments in the Company’s Trust Account consisted of $268 in cash and $345,008,186 in U.S. Treasury Bills. All of the U.S. Treasury Bills mature on July 29, 2021. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Amortization of Bond Discount	Gross Unrealized Gain	Fair Value as of March 31, 2021
U.S. Money Market	$268	$—	$—	$268
U.S. Treasury Securities	345,008,186	8,454	5,300	345,013,486
	$345,008,454	$8,454	$5,300	$345,013,754

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021, the Company’s warrants liability was valued at $22,397,260. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

All of the Company’s permitted investments consist of U. S. Treasury Bills. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private and Public Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair values of the Private Placement and Public Warrant liabilities are classified within Level 3 of the fair value hierarchy. For the period ending March 31, 2021 there were no transfers into or out of Level 1, Level 2 or Level 3 classification.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Bills	345,008,186	$345,013,486	$—	$—

Liabilities:
Private Placement Warrants	7,901,023			7,901,023
Public Warrants	14,496,237			14,496,237

Measurement

The Company established the initial fair value for the Warrants on March 2, 2021, the date of the consummation of the Company’s IPO. On March 31, 2021 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public and Private warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows at initial measurement and at March 31, 2021:

Input	March 2, 2021 (Initial Measurement)	March 31, 2021
Risk-free interest rate	1.01%	1.25%
Expected term (years)	6.46	6.38
Stock price	$9.584	$9.489
Probability of completing business combination	80%	80%
Expected volatility	24.2%	24.4%
Exercise price	$11.50	$11.50

The change in the fair value of the warrant liabilities for the period ended March 31, 2021 is summarized as follows:

Fair Value at December 31, 2020	$-
Fair value at issuance March 2 2021	22,182,906
Change in fair value	214,354
Fair Value at March 31, 2021	$22,397,260

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to SilverBox Engaged Merger Corp I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on December 3, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is SilverBox Engaged Sponsor LLC, a Delaware limited liability company.

The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on February 25, 2021. On March 2, 2021, we consummated the Initial Public Offering of 34,500,000 units (including 4,500,000 units issued to the Underwriters pursuant to the exercise in full of the over-allotment option granted to the Underwriters) (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19,474,651, inclusive of $12,075,000 in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,266,667 warrants at a price of $1.50 per warrant (“Private Placement Warrants, and together with the warrants included in the Units, the “Warrants”) to the Sponsor, generating gross proceeds of approximately $9,400,000.

Upon the closing of the Initial Public Offering and the Private Placement on March 2, 2021, $345.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or March 2, 2021 (or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent for an initial Business Combination within 24 months from the closing of the Initial Public Offering), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in March 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of March 2, 2021. In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $1,154,131. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.2 million in our operating bank account and a working capital of approximately $1.9 million.

The Company’s liquidity needs up to March 2, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000. The promissory note from the Sponsor was outstanding at March 1, 2021, and paid in full as of March 2, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance offering costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on March 1, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Forward Purchase Agreement

Special Purpose Acquisition Companies frequently will redeem shares to the extent that their net tangible assets do not go below $5,000,001. Following guidance in ASC 480-10-S99-3A, with the commitment of $100,000,000 of equity funds at the time of the IPO, (which is sufficient funds to redeem all outstanding redeemable stock) the Company reports all of its Class A common stock as redeemable stock.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events described above with respect to the warrant liability accounting, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the IPO.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the final prospectus for the initial public offering as filed with the SEC on March 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering.

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 17,766,667 warrants outstanding (comprised of the 11,500,000 warrants included in the units and the 6,266,667 private placement warrants). We account for both the warrants underlying the units offered by this prospectus and the private warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and the private warrants will be remeasured and the change in the fair value of the liability will be recognized in our statement of operations. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In December 2020, our Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On March 2, 2021, our Sponsor purchased 6,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of $9,400,000. No underwriting discounts or commissions were paid with respect to such sales. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 2, 2021, we consummated its Initial Public Offering of 34,500,000 Units, at $10.00 per Unit, which included the exercise in full by the underwriters of the Over-Allotment Option to purchase an additional 4,500,000 Units, generating gross proceeds of $345,000,000, and incurring offering costs of approximately $19,474,651, inclusive of $12,075,000 in deferred underwriting commissions. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering and sale of Over-Allotment Unit expenses, $345,000,000 of the net proceeds from our Initial Public Offering, the sale of Over-Allotment Units and certain of the proceeds from the Private Placement was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated February 25, 2021, between the Company and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

4.1	Warrant Agreement, dated February 25, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

10.1	Private Placement Warrants Purchase Agreement, dated February 25, 2021, between the Company and SilverBox Engaged Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

10.2	Investment Management Trust Account Agreement, dated February 25, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

10.3	Registration Rights Agreement, dated February 25, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

10.4	Letter Agreement, dated February 25, 2021, among the Company, the Sponsor, certain investors in the Sponsor and each of the initial stockholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 3, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document][1]

[1]	TBD

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of July, 2021.

SILVERBOX ENGAGED MERGER CORP I

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chief Executive Officer