Form 10-Q
period 2021-06-30
SILVERBOX ENGAGED MERGER CORP I
filed 2021-08-16
CIK 1836707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, subject to possible redemption, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SILVERBOX ENGAGED MERGER CORP I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILVERBOX ENGAGED MERGER CORP I
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets—
Current Assets:
Cash	$1,125,984	$200,000
Prepaid expenses	540,545	—
Due from sponsor	563	—
Total current assets	1,538,506	200,000
Deferred offering costs	—	45,000
Prepaid expenses	79,129	—
Cash and marketable securities held in Trust Account	345,033,929	—
Total Assets	$346,780,150	$245,000

Liabilities and Stockholders’ Equity Current liabilities:
Accounts payable and accrued expenses	$61,332	—
Accrued offering costs and expenses	—	48,543
Promissory note – related party	—	175,000
Taxes payable	100,000	—
Due to related party	1,350	—
Total current liabilities	162,682	223,543
Warrant liability	13,793,134	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	26,030,816	223,543

Commitments
Class A Common Stock subject to possible redemption, 34,500,000 and 0 shares at redemption value, respectively	345,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(24,275,666)	(3,543)
Total stockholders’ equity	(24,250,666)	21,457
Total Liabilities and stockholders’ equity	$346,780,150	$245,000

 See accompanying notes to unaudited condensed financial statements.

 SILVERBOX ENGAGED MERGER CORP I
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30, 2021	For the three months ended June 30, 2021

Formation and operating costs	$438,267	$310,727
Loss from operations	(438,267)	(310,727)

Other income/(expense)
Unrealized gain on change in fair value of warrants	8,389,772	8,604,126
Transaction costs allocated to warrant liabilities	(820,691)	-
Interest income	33,929	25,475
Total other income	7,603,010	8,629,601

Net Income	$7,164,743	$8,318,874

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted, weighted average shares outstanding – Class A and Class B non-redeemable common stock	8,258,287	8,625,000
Basic and diluted net income per share, common stock	$0.86	$0.96

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,543)	$21,457
Sale of 34,500,000 Units on March 2, 2021 net of Public Warrant fair value and offering costs	34,500,000	3,450	—	—	311,989,575	—	311,993,025
Excess of cash received over fair value of Private Placement Warrants:	—	—	—	—	1,570,109	—	1,570,109
Net income	—	—	—	—	—	7,164,743	7,164,743
Class A common stock subject to possible redemption	(34,500,000)	(3,450)	—	—	(313,559,684)	(31,436,866)	(345,000,000)
Balance as of June 30, 2021	—	$—	8,625,000	$863	$24,137	$(24,275,666)	$(24,250,666)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—March 31, 2021	—	$—	8,625,000	$863	$24,137	$(32,594,540)	$(32,569,540)
Net income	—	—	—	—	—	8,318,874	8,318,874
Balance as of June 30, 2021	—	$—	8,625,000	$863	$24,137	$(24,275,666)	$(24,250,666)

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months ended June 30, 2021
Cash Flows from Operating Activities:	(Unaudited)
Net Income	$7,164,743
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(33,929)
Unrealized gain on change in fair value of warrants	(8,389,772)
Transaction costs allocated to warrant liabilities	820,691
Changes in operating assets and liabilities
Prepaid assets	(619,674)
Taxes payable	100,000
Due from Sponsor	(563)
Due to related party	(173,650)
Accounts payable and accrued expenses	57,789
Net cash used in operating activities	(1,074,365)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	344,500,349
Proceeds from issuance of Private Placement Warrants	9,400,000
Payment of underwriter discount	(6,900,000)
Net cash provided by financing activities	347,000,349

Net Change in Cash	925,984
Cash, beginning of the period	200,000
Cash, end of period	$1,125,984

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$345,000,000
Deferred underwriters’ discount payable charged to additional paid in capital	$12,075,000

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 1 — Organization and Business Operation

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 3, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SilverBox Engaged Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 34,500,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 2.

The Company has entered into a Forward Purchase Agreement, with Engaged Capital, LLC (“Engaged Capital”), pursuant to which Engaged Capital has agreed to purchase from the Company, in a private placement for an aggregate amount of $100,000,000 to occur simultaneously with the consummation of an Initial Business Combination, 10,000,000 Forward Purchase Shares at $10.00 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,266,667 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,400,000, which is discussed in Note 3. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.4 million.

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 4) for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000 (see Note 4). The promissory note from the Sponsor was paid in full as of March 2, 2021. In addition, in order to finance offering costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 2 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for the period of inception to December 31, 2020 as filed with the SEC on March 1, 2021, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.1 million and $0.2 million in cash and did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury bills.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income Per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods.

The Company’s statements of operations include a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of net income per common stock. Net income per Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net income, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

	For the six months ended June 30, 2021	For the three months ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$33,929	$25,475
Less: interest available to be withdrawn for payment of taxes	(33,929)	(25,475)
Net income allocable to Class A common stock subject to possible redemption	$-	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	34,500,000	34,500,000
Redeemable Class A Common Stock, basic and diluted weighted average shares outstanding	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$7,164,743	$8,318,874
Less: Net income allocable to Class A common stock subject to possible redemption	(33,929)	(25,475)
Non-Redeemable Net Income	$7,130,814	$8,293,399
Denominator: Weighted Average Non-Redeemable Class A and Class B common stock
Non-Redeemable Class A and Class B common stock, basic and diluted weighted average shares outstanding	8,258,287	8,625,000
Basic and diluted net income per share, Class A and Class B common stock	$0.86	$0.96

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs totaling $19,474,651 (consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs) were recognized with $820,691 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $18,653,960 included in stockholders’ equity.

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

On March 2, 2021, the Company sold 34,500,000 units, which includes 4,500,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, March 2, 2021, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 6).

The Company paid an underwriting fee at the closing of the IPO of $6,900,000. As of March 2, 2021, an additional fee of $12,075,000 (see Note 5) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Due from Sponsor

On June 30, 2021 the Sponsor owed the Company $563. The amount due is non-interest bearing and is due immediately.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. At June 30, 2021, there was no balance outstanding on the note.

Due to Related Party

As of June 30, 2021, the amount due to related parties is $1,350 for the payment of certain offering costs and taxes.

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Working Capital Loans

In order to finance offering costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At June 30, 2021, the Company recognized and paid a $40,000 administrative fee.

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

Note 6 — Commitments and Contingencies

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. At of June 30, 2021 and December 31, 2020 there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 there were no shares of Class A Common Stock outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption. At December 31, 2020 there were no shares of Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020 there were 8,625,000 shares of Class B common stock issued or outstanding.

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

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 8 — Recurring Fair Value Measurements

Investment Held in Trust Account

As of June 30, 2021, the investments in the Company’s Trust Account consisted of $268 in cash and $345,033,661 in U.S. Treasury Bills. All of the U.S. Treasury Bills mature on July 29, 2021. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Loss	Fair Value as of June 30, 2021	Amortization of Bond Discount
U.S. Money Market	$268	$—	$268	$—
U.S. Treasury Securities	345,033,661	(4,476)	345,029,185	33,929
	$345,033,929	$(4,476)	$345,029,453	$33,929

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At June 30, 2021, the Company’s warrants liability was valued at $13,793,134. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

All of the Company’s permitted investments consist of U. S. Treasury Bills. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the six months ending June 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Bills	345,033,929	$345,033,929	$—	$—

Liabilities:
Private Placement Warrants	4,938,134	—	—	4,938,134
Public Warrants	8,855,000	8,855,000	—	—

SILVERBOX ENGAGED MERGER CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Measurement

The Company established the initial fair value for the Warrants on March 2, 2021, the date of the consummation of the Company’s IPO, using a Monte Carlo simulation model to value the Public and Private warrants. In April 2021 the Company announced that holders of the Company’s Units may separately trade shares of the Company’s Class A common stock and Public Warrants included in the Units on the Nasdaq Capital Market under the symbols SBEA and SBEAW, respectively. With the trading of the Public Warrants on an open market, At June 30, 2021 the Public Warrants were valued based on an unadjusted market price.

The Company used a Monte Carlo simulation model to value the Private Warrants.

The key inputs into the Monte Carlo simulation model for the Private Warrants were as follows at initial measurement and at June 30, 2021:

Input	March 2, 2021 (Initial Measurement)	June 30, 2021
Risk-free interest rate	1.01%	1.06%
Expected term (years)	6.46	6.13
Stock price	$9.584	$9.7000
Probability of completing business combination	80%	80%
Expected volatility	24.2%	16.0%
Exercise price	$11.50	$11.50

The change in the fair value of the warrant liabilities for the period ended June 30, 2021 is summarized as follows:

Fair Value at December 31, 2020	$-
Fair value at issuance March 2 2021	22,182,906
Public Warrants reclassified to level 1(1)	(8,855,000)
Change in fair value	(8,389,772)
Fair Value at June 30, 2021	$4,938,134

(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

Note 9 — Subsequent Events

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

Results of Operations

For the six months ended June 30, 2021, we had a net income of $7,164,743 .. Our business activities from inception to June 31, 2021 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.1 million in our operating bank account and a working capital of approximately $1.4 million.

The Company’s liquidity needs up to March 2, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000. The promissory note from the Sponsor was outstanding at March 1, 2021, and paid in full as of March 2, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance offering costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events described above with respect to the warrant liability accounting, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the IPO which was described in our Form 10-Q for March 31, 2021.

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

Following this issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal control over financial reporting that continues to remain as of June 30, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.][1]

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

SILVERBOX ENGAGED MERGER CORP I

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chief Executive Officer