Form 10-Q
period 2021-09-30
SILVERBOX ENGAGED MERGER CORP I
filed 2021-11-22
CIK 1836707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

SILVERBOX ENGAGED MERGER CORP I

(Exact name of registrant as specified in its charter)

Delaware	001-40118	85-4169699
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1250 S. Capital of Texas Highway Building 2, Suite 285 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

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

SILVERBOX ENGAGED MERGER CORP I

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current Assets:
Cash	$992,305	$200,000
Prepaid expenses	477,273	—
Due from sponsor	563	—
Total current assets	1,470,141	200,000
Deferred offering costs	—	45,000
Cash and marketable securities held in Trust Account	345,060,383	—
Total Assets	$346,530,524	$245,000

Liabilities and Stockholders’ Equity Current liabilities:
Accounts payable and accrued expenses	$753,670	—
Accrued offering costs and expenses	—	48,543
Promissory note – related party	—	175,000
Taxes payable	150,000	—
Due to related party	1,350	—
Total current liabilities	905,020	223,543
Warrant liability	12,841,691	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	25,821,711	223,543

Commitments
Class A Common Stock subject to possible redemption, 34,500,000 and 0 shares at redemption value, respectively	345,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 issued and outstanding at December 31, 2020 (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(24,292,050)	(3,543)
Total stockholders’ equity (deficit)	(24,291,187)	21,457
Total Liabilities and stockholders’ equity	$346,530,524	$245,000

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	nine months	three months
	ended	ended
	September 30,	September 30,
	2021	2021
Formation and operating costs	$1,456,685	$1,018,418
Loss from operations	(1,456,685)	(1,018,418)

Other income/(expense)
Unrealized gain on change in fair value of warrants	9,341,215	951,443
Transaction costs allocated to warrant liabilities	(820,691)	—
Interest income	60,383	26,454
Total other income	8,580,907	977,897

Net Income (loss)	$7,124,222	$(40,521)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,549,451	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.20	$(0.00)
Basic and diluted, weighted average shares outstanding – Class A and Class B non-redeemable common stock	8,381,868	8,625,000
Basic and diluted net income (loss) per share, common stock	$0.20	$(0.00)

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,543)	$21,457
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,570,109	—	1,570,109
Net income	—	—	—	—	—	(1,154,131)	(1,154,131)
Accretion of Class A shares to redemption amount of Class A common stock	—	—	—	—	(1,594,246)	(31,412,729)	(33,006,975)
Balance as of March 31, 2021 (Restated – see Note 2)	—	$—	8,625,000	$863	$—	$(32,570,403)	$(32,569,540)
Net income	—	—	—	—	—	8,318,874	8,318,874
Balance as of June 30, 2021 (Restated – see Note 2)	—	$—	8,625,000	$863	$—	$(24,251,529)	$(24,250,666)
Net loss	—	—	—	—	—	(40,521)	(40,521)
Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(24,292,050)	$(24,291,187)

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
nine months
ended
September 30,
2021
(Unaudited)
Cash Flows from Operating Activities:
Net Income	$7,124,222
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(60,383)
Unrealized gain on change in fair value of warrants	(9,341,215)
Transaction costs allocated to warrant liabilities	820,691
Changes in operating assets and liabilities
Prepaid assets	(477,273)
Taxes payable	150,000
Due from Sponsor	(563)
Due to related party	(173,650)
Accounts payable and accrued expenses	750,127
Net cash used in operating activities	(1,208,044)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of offering costs	344,500,349
Proceeds from issuance of Private Placement Warrants	9,400,000
Payment of underwriter discount	(6,900,000)
Net cash provided by financing activities	347,000,349

Net change in cash	792,305
Cash, beginning of the period	200,000
Cash, end of period	$992,305

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$345,000,000
Deferred underwriters’ discount payable charged to additional paid in capital	$12,075,000

See accompanying notes to unaudited condensed financial statements.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 3, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants.

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

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Proposed Business Combination

On November 2, 2021, the Company, BRC Inc., a Delaware corporation and wholly owned subsidiary of the Company (“PubCo”), SBEA Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PubCo (“Merger Sub 1”), BRCC Blocker Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of SilverBox, Authentic Brands LLC, a Delaware limited liability company (“Authentic Brands”) and the parent company of Black Rifle Coffee Company LLC, a Delaware limited liability company (“BRCC”), and Grand Opal Investment Holdings, Inc., a Delaware corporation and holder of equity interests in Authentic Brands (“Blocker”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company agreed to combine with Authentic Brands in a series of transactions that will result in PubCo becoming a publicly-traded company and controlling Authentic Brands in an “Up-C” structure (collectively, the “Proposed Business Combination”). See Note 10.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1 million in its operating bank account, and working capital of approximately $0.7 million, not including taxes payable which will be paid from the Trust.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000 (see Note 6). The promissory note from the Sponsor was paid in full as of March 2, 2021. In addition, in order to finance offering costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement to Earnings Per Share Presentation

The Company has restated its earnings per share calculation to allocate income and losses shared pro rata between its two classes of common stock; Class A common stock and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of stock will share pro rata in the income and losses of the Company.

The impact to the financial statement follows:

CONDENSED STATEMENTS OF OPERATIONS	As Reported	Restatement	As Restated
For the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	(23,000,000)	11,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$(0.06)	$(0.06)
Basic and diluted, weighted average shares outstanding – Class A and Class B non-redeemable common stock	7,887,500	(12,500)	7,875,000
Basic and diluted net income (loss) per share, common stock	$(0.15)	$0.09	$(0.06)

CONDENSED STATEMENTS OF OPERATIONS	As Reported	Restatement	As Restated
For the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	—	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$0.19	$0.19
Basic and diluted, weighted average shares outstanding – Class A and Class B non-redeemable common stock	8,625,000	—	8,625,000
Basic and diluted net income (loss) per share, common stock	$0.96	$(0.77)	$0.19

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

CONDENSED STATEMENTS OF OPERATIONS	As Reported	Restatement	As Restated
For the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	(11,436,464)	23,063,536
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$0.23	$0.23
Basic and diluted, weighted average shares outstanding – Class A and Class B non-redeemable common stock	8,258,287	—	8,258,287
Basic and diluted net income (loss) per share, common stock	$0.86	$(0.63)	$0.23

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus for the period of inception to December 31, 2020 as filed with the SEC on March 1, 2021, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1 million and $0.2 million in cash and did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury bills.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Net Income (loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

	For the nine months ended		For the three months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$5,699,378	$1,424,844	$(32,417)	$(8,104)

Denominator
Weighted-average shares outstanding	27,549,451	8,381,868	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$0.20	$0.20	$(0.00)	$(0.00)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs totaling $19,474,651 (consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs) were recognized with $820,691 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $18,653,960 included in stockholders’ equity.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company paid an underwriting fee at the closing of the IPO of $6,900,000. As of March 2, 2021, an additional fee of $12,075,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Due from Sponsor

On September 30, 2021 the Sponsor owed the Company $563. The amount due is non-interest bearing and is due immediately.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. At September 30, 2021, there was no balance outstanding on the note.

Due to Related Party

As of September 30, 2021, the amount due to related parties is $1,350 for the payment of certain offering costs and taxes.

Working Capital Loans

In order to finance offering costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At September 30, 2021, the Company recognized and paid a $70,000 administrative fee.

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

SEPTEMBER 30, 2021

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

Note 8 — Stockholders’ Equity and Common Stock Shares Subject to Possible Redemption

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. At of September 30, 2021 and December 31, 2020 there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021 there were no shares of Class A Common Stock outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption. At December 31, 2020 there were no shares of Class A Common Stock outstanding.

Class B common stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020 there were 8,625,000 shares of Class B common stock issued or outstanding.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Note 9 — Investments and Recurring Fair Value Measurements

Investment Held in Trust Account

As of September 30, 2021, the investments in the Company’s Trust Account consisted of $435 in cash and $345,059,948 in U.S. Treasury Bills. All of the U.S. Treasury Bills mature on October 28, 2021. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying		Fair Value
	Value/	Gross	as of	Amortization
	Amortized	Unrealized	September 30,	of Bond
	Cost	Loss	2021	Discount
Cash	$435	$—	$435	$—
U.S. Treasury Securities	345,059,948	(9,094)	345,050,854	60,383
	$345,060,383	$(9,094)	$345,051,289	$60,383

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At September 30, 2021, the Company’s warrants liability was valued at $12,841,691. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

All of the Company’s permitted investments consist of U. S. Treasury Bills. The carrying value approximates the fair value due to its short-term maturity. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the nine months ending September 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – U.S. Treasury Bills	345,060,383	$345,051,289	$—	$—

Liabilities:
Private Placement Warrants	4,561,691	—	—	4,561,691
Public Warrants	8,280,000	8,280,000	—	—

Measurement

The Company established the initial fair value for the Warrants on March 2, 2021, the date of the consummation of the Company’s IPO, using a Monte Carlo simulation model to value the Public and Private warrants. In April 2021 the Company announced that holders of the Company’s Units may separately trade shares of the Company’s Class A common stock and Public Warrants included in the Units on the Nasdaq Capital Market under the symbols SBEA and SBEAW, respectively. With the trading of the Public Warrants on an open market, At September 30, 2021 the Public Warrants were valued based on an unadjusted market price.

The Company used a Monte Carlo simulation model to value the Private Placement Warrants.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at initial measurement and at September 30, 2021:

	March 2,
	2021
	(Initial	September 30,
Input	Measurement)	2021
Risk-free interest rate	1.01%	1.18%
Expected term (years)	6.46	6.19
Stock price	$9.584	$9.780
Probability of completing business combination	80%	90%
Expected volatility	24.2%	12.5%
Exercise price	$11.50	$11.50

The change in the fair value of the level 3 classified warrant liabilities for the period ended September 30, 2021 is summarized as follows:

Fair Value at December 31, 2020	$—
Fair value at issuance March 2 2021	22,182,906
Public Warrants reclassified to level 1(1)	(8,855,000)
Change in fair value	(8,766,215)
Fair Value at September 30, 2021	$4,561,691

(1)Assumes the Public Warrants were reclassified on June 30, 2021.

Note 10 — Subsequent Events

On November 2, 2021, the Company, PubCo, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company agreed to combine with Authentic Brands in a series of transactions that will result in PubCo becoming a publicly-traded company and controlling Authentic Brands in an “Up-C” structure.

Pursuant to the Proposed Business Combination, among other things:

(1)the Company will merge with and into Merger Sub 1, with Merger Sub 1 surviving the merger as a direct wholly owned subsidiary of PubCo (the “SilverBox Merger”), and (x) each share of Class A Common Stock and Class C common stock, par value $0.0001 per share (“Class C Common Stock”), outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive one share of PubCo’s Class A common stock, par value $0.0001 per share (“PubCo Class A Common Stock”), (y) each share of Class B Common Stock outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive a combination of shares of PubCo Class A Common Stock and PubCo’s Class C common stock, par value $0.0001 per share (“PubCo Class C Common Stock”), which PubCo Class C Common Stock will have no voting rights and will be restricted and convertible automatically into shares of PubCo Class A Common Stock upon the occurrence of certain events, and (z) each warrant of the Company outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive one warrant of PubCo, with PubCo assuming the Company’s obligations under the existing warrant agreement;

(2)immediately following the SilverBox Merger, Merger Sub 2 will merge with and into Blocker, with Blocker surviving the merger as a direct wholly owned subsidiary of Merger Sub 1 and an indirect wholly owned subsidiary of PubCo (the “Blocker Merger”), and each share of common stock of Blocker outstanding immediately prior to the effectiveness of the Blocker Merger being

SILVERBOX ENGAGED MERGER CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

converted into the right to receive a combination of shares of PubCo Class A Common Stock, shares of PubCo Class C Common Stock, and cash; and

(3)PubCo will issue to certain existing members of Authentic Brands (the “Continuing Unitholders”) shares of PubCo’s Class B common stock, par value $0.0001 per share (“PubCo Class B Common Stock”), which will have no economic rights but will entitle the holders thereof to vote on all matters on which stockholders of PubCo are entitled to vote generally, equal to the number of Company Common Units held by such members in Authentic Brands.

As a result of the Proposed Business Combination, among other things:

(1)PubCo will hold limited liability company interests in Authentic Brands (LLC Units) and will be the managing member of Authentic Brands; and

(2)the Continuing Unitholders will hold (i) non-voting LLC Units (LLC Common Units) that are exchangeable on a one-for-one basis for shares of PubCo Class A Common Stock or cash (subject to surrendering a corresponding number of shares of PubCo Class B Common Stock for cancellation), (ii) restricted LLC Units that will be subject to vesting, forfeiture and certain other conditions as specified in the limited liability company agreement of Authentic Brands, and (iii) a number of shares of PubCo Class B Common Stock corresponding to the number of Company Common Units held.

Concurrently with the execution of the Proposed Business Combination Agreement, SilverBox entered into subscription and backstop agreements with various accredited investors, including certain members of the Sponsor and certain limited partners and co-investors of Engaged Capital, which is a member of the Sponsor, pursuant to which such investors agreed to purchase (i) an aggregate of 10,000,000 shares of Class C Common Stock (which will be issued and purchased prior to the effective time of the SilverBox Merger and will then be converted into the right to receive shares of PubCo Class A Common Stock pursuant to the SilverBox Merger) for an aggregate purchase price of $100,000,000, and (ii) up to an additional 10,000,000 shares of Class C Common Stock in the aggregate to the extent redemptions of Class A Common Stock exceed $100,000,000. In addition, investment funds and accounts managed by Engaged Capital agreed to purchase an aggregate of 10,000,000 shares of Class C Common Stock for an aggregate purchase price of $100,000,000 pursuant to an amended and restated forward purchase agreement.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statement.

In conjunction with the Proposed Business Combination, on October 28, 2021 through November 1, 2021 the Company entered into agreements with multiple investment banking firms to provide capital markets advisory services pursuant to which $3.85 million total fees will become due and payable upon the successful completion of the Proposed Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, including our ability to consummate the Proposed Business Combination (as defined below), are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Recent Developments

Proposed Business Combination

Subsequent to the period covered by this Quarterly Report, on November 2, 2021, the Company, PubCo, Merger Sub 1, Merger Sub 2, Authentic Brands and Blocker entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company agreed to combine with Authentic Brands in a series of transactions that will result in PubCo becoming a publicly-traded company and controlling Authentic Brands in an “Up-C” structure. Pursuant to the Proposed Business Combination, among other things:

(1)the Company will merge with and into Merger Sub 1, with Merger Sub 1 surviving the merger as a direct wholly owned subsidiary of PubCo (the “SilverBox Merger”), and (x) each share of Class A Common Stock and Class C common stock, par value $0.0001 per share (“Class C Common Stock”), outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive one share of PubCo’s Class A common stock, par value $0.0001 per share (“PubCo Class A Common Stock”), (y) each share of Class B Common Stock outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive a combination of shares of PubCo Class A Common Stock and PubCo’s Class C common stock, par value $0.0001 per share (“PubCo Class C Common Stock”), which PubCo Class C Common Stock will have no voting rights and will be restricted and convertible automatically into shares of PubCo Class A Common Stock upon the occurrence of certain events, and (z) each warrant of the Company outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive one warrant of PubCo, with PubCo assuming the Company’s obligations under the existing warrant agreement;

(2)immediately following the SilverBox Merger, Merger Sub 2 will merge with and into Blocker, with Blocker surviving the merger as a direct wholly owned subsidiary of Merger Sub 1 and an indirect wholly owned subsidiary of PubCo (the “Blocker Merger”), and each share of common stock of Blocker outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of PubCo Class A Common Stock, shares of PubCo Class C Common Stock, and cash; and

(3)PubCo will issue to certain existing members of Authentic Brands (the “Continuing Unitholders”) shares of PubCo’s Class B common stock, par value $0.0001 per share (“PubCo Class B Common Stock”), which will have no economic rights but will entitle the holders thereof to vote on all matters on which stockholders of PubCo are entitled to vote generally, equal to the number of Company Common Units held by such members in Authentic Brands.

As a result of the Proposed Business Combination, among other things:

(1)PubCo will hold limited liability company interests in Authentic Brands (LLC Units) and will be the managing member of Authentic Brands; and

(2)the Continuing Unitholders will hold (i) non-voting LLC Units (LLC Common Units) that are exchangeable on a one-for-one basis for shares of PubCo Class A Common Stock or cash (subject to surrendering a corresponding number of shares of PubCo Class B Common Stock for cancellation), (ii) restricted LLC Units that will be subject to vesting, forfeiture and certain other conditions as specified in the limited liability company agreement of Authentic Brands, and (iii) a number of shares of PubCo Class B Common Stock corresponding to the number of Company Common Units held.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of our stockholders, satisfaction of the minimum cash requirements provided in the Business Combination Agreement, and the execution of the various related transaction agreements.

Subsequent to the period covered by this Quarterly Report, on November 10, 2021, PubCo filed a registration statement on Form S-4 (File No. 333-260942) with the SEC in connection with the Proposed Business Combination, which includes a preliminary proxy statement with respect to our special meeting of stockholders to approve the Proposed Business Combination, among other matters, that constitutes a preliminary prospectus of PubCo with respect to the securities to be issued in the Proposed Business Combination.

Concurrently with the execution of the Proposed Business Combination Agreement, SilverBox entered into subscription and backstop agreements with various accredited investors, including certain members of the Sponsor and certain limited partners and co-investors of Engaged Capital, which is a member of the Sponsor, pursuant to which such investors agreed to purchase (i) an aggregate of 10,000,000 shares of Class C Common Stock (which will be issued and purchased prior to the effective time of the SilverBox Merger and will then be converted into the right to receive shares of PubCo Class A Common Stock pursuant to the SilverBox Merger) for an aggregate purchase price of $100,000,000, and (ii) up to an additional 10,000,000 shares of Class C Common Stock in the aggregate to the extent redemptions of Class A Common Stock exceed $100,000,000. In addition, investment funds and accounts managed by Engaged Capital agreed to purchase an aggregate of 10,000,000 shares of Class C Common Stock for an aggregate purchase price of $100,000,000 pursuant to an amended and restated forward purchase agreement.

BRCC is a veteran-owned company serving premium coffee, content and merchandise to active military, veterans, first responders, and those who love America. BRCC’s mission-driven brand is devoted to cause-related content that informs, inspires, entertains, and builds its community. BRCC is committed to producing great coffee that consumers love, and high-quality merchandise that enables our community to showcase the brand. Authentic Brands is the indirect parent of BRCC, the indirect subsidiary through which Authentic Brands conducts substantially all of its business.

Results of Operations

For the nine months ended September 30, 2021, we had a net income of $7,124,222. Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our Initial Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1 million in our operating bank account and a working capital of approximately $0.7 million not including taxes payable which will be paid from the Trust.

The Company’s liquidity needs up to March 2, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000. The promissory note from the Sponsor was outstanding at March 1, 2021, and paid in full as of March 2, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance offering costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable and the Proposed Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Due to the restatement of its earnings per share calculations to allocate income and losses shared pro rata between our Class A common stock and Class B common stock and the material weakness identified relating to the warrant accounting for the quarter ended March 31, 2021, management has identified a material weakness in internal controls related to the accounting for complex equity instruments.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Due to the restatement of our earnings per share calculation to allocate income and losses shared pro rata between our Class A common stock and Class B common stock and the accounting of the warrant liability, we identified a material weakness in our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2021.

SILVERBOX ENGAGED MERGER CORP I

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chief Executive Officer