Form 10-K
period 2021-12-31
SBEA Merger Sub LLC
filed 2022-03-16
CIK 1836707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

SBEA MERGER SUB LLC
(Exact name of registrant as specified in its charter)

Delaware	001-40118	85-4169699
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1144 S 500 W Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 874-1189

SILVERBOX ENGAGED MERGER CORP I

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	SBEAU*	The Nasdaq Stock Market LLC
Shares of Class A common stock, included as part of the units	SBEA*	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SBEAW*	The Nasdaq Stock Market LLC

* Delisted pursuant to the Form 25 filed by the registrant on February 9, 2022.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 16, 2022, one membership interest was issued and outstanding.

As of February 9, 2022, immediately prior to the consummation of the Business Combination, the PIPE Investment, the Forward Purchases Investment and the Backstop Investment (each, as defined herein) and before giving effect to any redemption, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Prior to February 9, 2022, we were a blank check company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses. As previously announced, on February 9, 2022 (the “Closing Date”), we consummated the transactions contemplated by that Business Combination Agreement, dated as of November 2, 2021, as amended by the First Amendment to Business Combination Agreement, dated as of January 4, 2022 (as so amended, the “Business Combination Agreement”), each by and among BRC Inc., a Delaware corporation (“PubCo”), SilverBox Engaged Merger Corp I, a Delaware corporation (“SilverBox”), SBEA Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of PubCo (“Merger Sub 1”), BRCC Blocker Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of SilverBox (“Merger Sub 2”), Authentic Brands LLC, a Delaware limited liability company (“Authentic Brands”) and the parent company of Black Rifle Coffee Company LLC, a Delaware limited liability company (“BRCC”), and Grand Opal Investment Holdings, Inc., a Delaware corporation and holder of equity interests in Authentic Brands (“Blocker”), which, among other things, provided for (i) the merger of SilverBox with and into Merger Sub 1, with Merger Sub 1 surviving such merger as a direct wholly-owned subsidiary of PubCo, (ii) the merger of Merger Sub 2 with and into Blocker, with Blocker surviving such merger as a wholly-owned subsidiary of Merger Sub 1 and (iii) the merger of Blocker with and into Merger Sub 1, with Merger Sub 1 surviving such merger (the foregoing transactions, the “Business Combination”).

As a result of the Business Combination, we merged out of existence with and into Merger Sub 1 and Merger Sub 1 is our legal successor, as a direct wholly-owned subsidiary of PubCo. On February 9, 2022, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist our shares and warrants from The Nasdaq Stock Market LLC (“Nasdaq”). On February 22, 2022, we filed a Form 15 with the SEC to terminate and suspend our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND RISK FACTOR SUMMARY

This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

SilverBox was a blank check company incorporated on December 3, 2020 (inception) as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company’s sponsor was SilverBox Engaged Sponsor LLC, a Delaware limited liability company.

On March 2, 2021, SilverBox consummated its initial public offering (the “IPO”) of 34,500,000 units (the “Units”), generating gross proceeds of $345,000,000.

Prior to the Business Combination, SilverBox neither engaged in any operations nor generated any revenue. As described above in more detail under “Explanatory Note,” on February 9, 2022, SilverBox and Authentic Brands completed the Business Combination contemplated by the Business Combination Agreement. Pursuant to the Business Combination Agreement, SilverBox merged with and into Merger Sub 1, with Merger Sub 1 surviving such merger as a direct wholly-owned subsidiary of PubCo. In connection with the completion of the Business Combination, SilverBox filed a Form 25 with the SEC to delist its securities from Nasdaq.

As of December 31, 2021 and prior to the Business Combination, SilverBox had four executive officers and its executive offices were at 8801 Calera Dr. Austin TX 78735.

Recent Developments

Completion of the Business Combination

On February 9, 2022 (the “Closing Date”), we consummated the transactions contemplated by that Business Combination Agreement, which, among other things, provided for (i) the merger of SilverBox with and into Merger Sub 1, with Merger Sub 1 surviving such merger as a direct wholly-owned subsidiary of PubCo, (ii) the merger of Merger Sub 2 with and into Blocker, with Blocker surviving such merger as a wholly-owned subsidiary of Merger Sub 1 and (iii) the merger of Blocker with and into Merger Sub 1, with Merger Sub 1 surviving such merger.

As a result of the Business Combination, we merged out of existence with and into Merger Sub 1 and Merger Sub 1 is our legal successor, as a direct wholly-owned subsidiary of PubCo.

Delisting and Deregistration

On February 9, 2022, we filed a Form 25 with the SEC to delist our shares from Nasdaq. On February 22, 2022, we filed a Form 15 with the SEC to terminate and suspend our reporting obligations under the Exchange Act.

Item 1A. Risk Factors

Risks Related to Our Business and Operations

Prior to February 9, 2022, we were a blank check company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses. On February 9, 2022, we completed the Business Combination pursuant to the Business Combination Agreement that we entered into with Authentic Brands and certain other parties thereto. Upon the completion of the Business Combination, we merged with and into Merger Sub 1, with Merger Sub 1 surviving such merger as a direct wholly-owned subsidiary of PubCo and we delisted our securities from Nasdaq and terminated and suspended our obligations under the Exchange Act. Our securities are no longer trading and we are wholly-owned by PubCo.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following the Business Combination, our executive offices are located at 1144 S 500 W, Salt Lake City, UT 84101.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

The SilverBox Class A ordinary shares, units, and warrants were historically traded on the Nasdaq under the symbols “SBEA,” “SBEAU” and “SBEAW,” respectively. In connection with the Business Combination, the securities were delisted from Nasdaq.

(b)Holders

On December 31, 2021, there were 1 holders of record for our units, 1 holders of record for our shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), 1 holders of our shares of Class B common stock and 2 holders of our warrants.

(c)Dividends

We have not paid any cash dividends on our common stock to date.

(d)Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales in connection with the IPO

In December 2020, SilverBox Engaged Sponsor LLC, purchased an aggregate of 8,625,000 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In addition, on February 25, 2021, in connection with the IPO, SilverBox Engaged Sponsor LLC purchased 6,266,667 private placement warrants at $1.50 per warrant for an aggregate purchase price of $9,400,000. This purchase took place on a private placement basis simultaneously with the completion of our IPO. Such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. SilverBox Engaged Sponsor LLC is an accredited investor for purposes of Rule 501 of Regulation D.

No underwriting discounts or commissions were paid with respect to such sales.

Unregistered Sales in connection with the Business Combination

In connection with the closing of the Business Combination, on February 9, 2022, SilverBox issued (i) 10,000,000 shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock” and, such shares issued, the “Forward Purchase Shares”) to funds and accounts managed by Engaged Capital, LLC (collectively, the “Forward Purchase Investors”) at $10.00 per Forward Purchase Share for aggregate proceeds of $100 million (the “Forward Purchases Investment”), which Forward Purchase Shares were exchanged for Class A common stock, par value $0.0001 per share, of PubCo (the “PubCo Class A Common Stock”) in connection with the Business Combination, (ii) 10,000,000 shares of Class C Common Stock (the “PIPE Shares”) to certain accredited investors (collectively, the “PIPE Investors”) at $10.00 per PIPE Share pursuant to the subscription and backstop agreements (collectively, the “Subscription Agreements”) for aggregate proceeds of $100,000,000 (the “PIPE Investment”), which PIPE Shares were exchanged for PubCo Class A Common Stock in connection with the Business Combination and (iii) 10,000,000 shares of Class C Common Stock (the “Backstop Shares”) to certain accredited investors (collectively, the “Backstop Investors”) at $10.00 per Backstop Share pursuant to the Subscription Agreements for aggregate proceeds of $100,000,000 (the “Backstop Investment”), which Backstop Shares were exchanged for PubCo Class A Common Stock in connection with the Business Combination. Each such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and each such investors are accredited investors for purposes of Rule 501 of Regulation D.

No underwriting discounts or commissions were paid with respect to such sales.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “company,” “our,” “us” or “we” in this section refer to SilverBox prior to the Business Combination. The following discussion and analysis of the company’s financial condition and results of operations for the year ended December 31, 2021 should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

SilverBox Engaged Merger Corp I (the “Company” or “SilverBox”) was a blank check company incorporated as a Delaware corporation on December 3, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 3, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the IPO and activities subsequent to the IPO relate to the search for a target and closing of a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Until the consummation of the Business Combination, the Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants.

The Company’s sponsor was SilverBox Engaged Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 34,500,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 2.

The Company has entered into a Forward Purchase Agreement with Engaged Capital, pursuant to which Engaged Capital has agreed to purchase from the Company, in a private placement for an aggregate amount of $100,000,000 to occur simultaneously with the consummation of an initial business combination, 10,000,000 Forward Purchase Shares at $10.00 per share. The Forward Purchase Shares were issued on February 9, 2022 in connection with the Business Combination with Authentic Brands and the Forward Purchases Investment was consummated.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,266,667 warrants (the “Private Warrants” and, such transaction, the “Private Placement”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,400,000, which is discussed in Note 3. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Offering costs of the IPO amounted to $19,474,651 consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs. Of the offering costs, $820,691 is included in offering costs on the statement of operations and $18,653,960 is included in temporary equity.

Upon the closing of the IPO and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied toward identifying and consummating an initial Business Combination.

If we had been unable to complete a business combination within 24 months from the closing of the IPO (which could have been extended by an additional three months to 27 months if the Company entered into a letter of intent within 24 months from the closing of the IPO) (the “Combination Period”), the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption would have completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Consummated Business Combination

On February 9, 2022, the Company consummated the Business Combination, as a result of which (i) the Company merged with and into Merger Sub 1, with Merger Sub 1 surviving such merger as a direct wholly-owned subsidiary of PubCo and (ii) the Company delisted its securities from Nasdaq. See “Explanatory Note.”

Results of Operations

Our business activities from inception to December 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a business combination.

For the year ended December 31, 2021, we had a net loss of $7,733,033 which consisted of $4,252,208 in operating costs, $2,732,584 in an unrealized loss on the change in the fair value of our warrants and $820,691 in warrant issuance costs, partially offset by $72,450 in interest in our Trust account.

For the period from December 3, 2020 (inception) through December 31, 2020, we had a net loss of $3,543 which consisted of formation costs.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.4 million in our operating bank account and a working capital deficit of approximately $2.0 million not including taxes payable which will be paid from the Trust.

The Company’s liquidity needs up to March 2, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000. The promissory note from the Sponsor was outstanding as of March 1, 2021, and paid in full as of March 2, 2021. Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance offering costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the cash on hand and the funds which the Company has available following the completion of the Business Combination was sufficient to meet the Company’s needs through the consummation of the Business Combination.

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

Related Party Loans

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. As of December 31, 2021, there was no balance outstanding on the note.

Working Capital Loans

In order to finance offering costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial business combination, it would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. At December 31, 2021, the Company recognized and paid a $100,000 administrative fee.

Forward Purchase Agreement

In connection with the IPO, the Company has entered into a forward purchase agreement with Engaged Capital, LLC that will provide for the aggregate purchase of $100,000,000 of Class A common stock at $10.00 per share. Any such purchases will take place in a private placement that will close concurrently with the closing of the Company’s initial business combination.

Engaged Capital, a member of the Company’s founder group, has agreed to commit, pursuant to a forward purchase agreement with the Company, to purchase, in a private placement for gross proceeds of $100,000,000 to occur concurrently with the consummation of the Company’s initial business combination, 10,000,000 forward purchase shares at $10.00 per share. Engaged Capital’s commitment is subject to customary closing conditions under the forward purchase agreement. Subject to the Company’s consent, Engaged Capital has the right to transfer all or a portion of its rights and obligation to purchase the forward purchase shares to one or more forward transferees, subject to compliance with applicable securities laws. Such forward transferee will be subject to the same terms and conditions under the forward purchase agreement. However, in the event of a default by any forward transferees, Engaged Capital has agreed that it shall be responsible to purchase such defaulted amount. The forward purchase shares will be identical to the shares of the Company’s Class A common stock, except that they will be subject to certain registration rights and transfer restrictions. The funds from the sale of the forward purchase shares will be used as part of the consideration to the sellers in the initial business combination; any excess funds will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides the Company with a minimum funding level for the initial business combination.

Contractual Obligations

Registration Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters were entitled to a deferred underwriting fee of $0.35 per Unit, or $12,075,000. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. The deferred underwriting fee was paid in connection with the closing the business combination.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on March 1, 2021.

Warrant Liability

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-20 included in the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 1, 2021 through December 31, 2021, covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Due to the restatement of its earnings per share calculations to allocate income and losses shared pro rata between our Class A common stock and Class B common stock and the material weakness identified relating to the warrant accounting for the quarter ended March 31, 2021, management has identified a material weakness in internal controls related to the accounting for complex equity instruments..

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of December 31, 2021, and prior to the Business Combination, our directors and officers were as follows:

Name	Age	Position
Joseph E. Reece	60	Executive Chairman of the Board
Stephen M. Kadenacy	53	Chief Executive Officer
Duncan Murdoch	50	Chief Investment Officer
Jin Chun	42	Chief Operating Officer
Daniel E. Esters	56	Chief Financial Officer
Joseph K. Hurd III	52	Director
Peter Richards	51	Director
Natalie S. Schechtman	51	Director
Glenn W. Welling	51	Director

Joseph E. Reece was our Executive Chairman until the consummation of the Business Combination. He is a Co-Founder and Managing Member of SilverBox Capital. He founded Helena Capital, a merchant bank, in April 2015 and served as Chief Executive Officer until January 2017, and then again since October 2018. Mr. Reece has also been serving as a Consultant to BDT & Company, LLC since October 2019. He previously served as Executive Vice Chairman and Head of UBS Securities, LLC’s Investment Bank for the Americas from February 2017 to September 2018. Prior to that, he was at Credit Suisse from 1997 to 2015, in roles of increasing responsibility, including eventually serving as Global Head of Equity Capital Markets and Co-Head of Credit Risk. His prior experience includes practicing as an attorney for ten years, including at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and at the SEC. Mr. Reece has been a member of the board of directors of Compass Minerals, Inc. since 2019, and previously served as a member of the board of directors of UBS Securities, LLC, of Atlas Technical Consultants, Inc. and its predecessor company, Boxwood Merger Corp., of Del Frisco’s Restaurant Group, Inc., of RumbleOn, Inc, of CST Brands, Inc., and of LSB Industries, Inc. Mr. Reece also currently serves on the board of the Foundation for the University of Akron and Chair-ity, Inc. and has previously served on the boards of directors of the Georgetown Law Center, KIPP, The Fulfillment Fund, and the New York Foundation for the Arts. Mr. Reece holds a Bachelor of Science, a Master’s of Business Administration and a Juris Doctor from the University of Akron and a LL.M from the Georgetown University Law Center.

Stephen M. Kadenacy was our Chief Executive Officer until the consummation of the Business Combination. He is the Chief Executive Officer of Boxwood Capital, a private equity firm he founded in 2018 and a Co-Founder and Managing Member of SilverBox Capital. He has been serving as the Chairman of Centerline Logistics Corp, a leading marine oil transportation services firm and ship assist company, since July 2019. Mr. Kadenacy served as Chairman and CEO of Boxwood Merger Corp until its business combination and remained on the board of directors of the combined company, Atlas Technical Consultants, Inc. Between May 2008 and July 2017, Mr. Kadenacy served in a number of senior leadership roles at AECOM, a large engineering and technical services business, including its President and Chief Operating Officer from September 2015 to July 2017, President and Chief Financial Officer from 2014 to 2015 and Chief Financial Officer from 2011 to 2014. During his tenure at AECOM, the company grew from approximately $5 billion of revenues in 2008 to approximately $18 billion in 2017. Previously, Mr. Kadenacy was a Partner at KPMG in Economic Consulting and served as a member of the board of directors of ABM Industries, a provider of facility management services, YMCA of Greater Los Angeles and the Board of Trustees for the UCLA’s Anderson School of Business. Mr. Kadenacy holds a Bachelor of Arts in Economics from University of California Los Angeles and a Master of Business Administration from University of Southern California.

Duncan Murdoch was our Chief Investment Officer until the consummation of the Business Combination. He has over 20 years of private equity and investment banking experience. Mr. Murdoch is currently Managing Partner and Chief Investment Officer of Boxwood Capital, a position he has served since April 2020. Mr. Murdoch is also Chief Investment Officer of SilverBox Capital. Previously, Mr. Murdoch served as Chief Investment Officer of Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, from November 2018 to February 2020. Prior to that Mr. Murdoch spent approximately 17 years at Macquarie Capital in New York where he was a Senior Managing Director, from 2006 to October 2018, and also served as Co-Head of the Principal Transactions Group U.S. from 2010 to 2018, and as Co-Head of the Industrials Group U.S. from 2006 to 2010. Mr. Murdoch also served on numerous committees at Macquarie Capital including the U.S. Capital Commitments Committee and the US Operating Committee. While at Macquarie Capital, Mr. Murdoch led numerous investments and acquisitions on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital across multiple sectors, including infrastructure, business services, environmental services, aerospace, and consumer. Mr. Murdoch served on the board of directors of numerous private companies, including Brek Manufacturing Company, Utility Service Partners, Inc., Puralube, Inc., Icon Parking Systems, Smarte Carte, Inc., DNEG, Anaergia Inc., MST Global, and Skis Rossignol S.A. Previously, Mr. Murdoch worked for BMO Nesbitt Burns Inc. in Toronto, for Macquarie in Sydney in their Corporate Advisory Group, and for justices in the Commercial Division of the Supreme Court of New South Wales, Australia. Mr. Murdoch holds a Master of Business Administration from Stanford University, a Bachelor of Laws (First Class Honors) from the University of Sydney and a Bachelor of Economics from the University of Sydney.

Jin Chun was our Chief Operating Officer until the consummation of the Business Combination. He has 20 years of private equity and investment banking experience. Mr. Chun is also Chief Operating Officer of SilverBox Capital, and a Partner of Boxwood Capital. From November 2005 to December 2020, Mr. Chun was a Managing Director of Macquarie Capital, based in New York where he was responsible for sourcing, executing and managing investments on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital, and has been serving as a consultant to Macquarie Capital since January 2021. Past investments have included debt, preferred equity and common equity investments across technology, financial services, infrastructure, travel and leisure, and gaming sectors. Prior to that, Mr. Chun worked for Dresdner Kleinwort Wasserstein in its Industrial M&A team from 2001 to 2005. Mr. Chun serves on the board of directors of Read Ahead, Inc. Mr. Chun holds a Master of Finance (with Distinction) from INSEAD and a Bachelor of Science from Columbia University.

Daniel E. Esters was our Chief Financial Officer until the consummation of the Business Combination. He is Chief Financial Officer of SilverBox Capital and a Partner of Boxwood Capital since April 2020. He formerly served as the Chief Financial Officer of Boxwood Merger Corp. from November 2018 to February 2020. Mr. Esters spent 24 years serving in a variety of capacities at several investment banking firms where he accumulated extensive transaction experience including origination, due diligence assessment, structuring, negotiation and marketing of a wide range of merger and acquisitions, debt financings, restructurings and public equity offerings. From August 2014 to September 2018, Mr. Esters served as a managing director of M&A Capital LLC, a boutique investment banking firm and independent sponsor. From May 1996 to August 2014, he served in the Investment Banking department of Jefferies LLC, where his last role was as Managing Director within the firm’s financial sponsor group. Previously, Mr. Esters served with the Investment Banking department of PaineWebber, Inc. and with the audit practice of accounting firm Price Waterhouse LLC, where he earned his C.P.A. license. Mr. Esters holds a Bachelor’s degree in economics from the University of California at Los Angeles and a Master of Business Administration from the UCLA Anderson School of Management.

Joseph K. Hurd III served as one of our independent directors until the consummation of the Business Combination. Mr. Hurd has been the Global Managing Director, Corporate Development at SOSV LLC, a multi-stage venture capital fund since October 2019 and the founder and managing partner of The Katama Group LLC, a strategic advisory consultancy based in Los Altos, California since September 2004. He is also a Venture Partner with Good Growth Capital LLC, an early-stage technology venture fund, a position he has held since July 2019. Since February 2018, he has served as a Non-Executive Director of GoCo Group plc, a UK-based financial services comparison website which was acquired in February 2021 by Future plc, a British media company, where he serves on the remuneration and nomination committees. Previously, Mr. Hurd was the Director, Emerging Businesses at Facebook from January 2016 until June 2017 and the Vice President, Strategy & Business Development at Gannett from October 2013 until October 2015. From 2009 to 2012, he served as a political appointee in the United States Department of Commerce, where he was on the White House Business Council. Prior to that, Mr. Hurd held senior executive roles at VideoEgg, Friendster and AOL, and started his professional career as a corporate securities lawyer at Linklaters LLP. Mr. Hurd is an elected Trustee of Menlo College in Atherton, California and The Computer History Museum in Mountain View, California. Mr. Hurd holds a Juris Doctor from Harvard Law School, a Master of International Affairs from Columbia University, and an A.B. cum laude from Harvard College. Mr. Hurd was well-qualified to serve on the board of directors due to his significant investment experience, financial expertise and legal experience.

Peter Richards served as one of our independent directors until the consummation of the Business Combination. Mr. Richards has been Founder and General Partner of Dune Road Capital, an investment fund focused on technology and financial services sectors, since January 2016. He has also been Executive Chairman of Gridics, a real estate development software company, since January 2017, and a member of the board of directors of StorCentric, a data management software company, since June 2015. Mr. Richards previously co-founded and served as a General Partner of Empire Capital Management, a technology-focused hedge fund from 1996 to 2015. Mr. Richards has a BA from Harvard University. Mr. Richards was well-qualified to serve on the board of directors due to his significant experience in the areas of equity capital markets, venture capital and technology and financial services investments.

Natalie S. Schechtman served as one of our independent directors until the consummation of the Business Combination. Mr. Schechtman has served as Executive Vice President, Chief Human Resources Officer at Advance Auto Parts (NYSE: AAP) since February 2018. Previously, she served as Senior Vice President, Human Resources beginning in May 2016. Prior to that, she served in human resources leadership roles at PepsiCo from 2006 to May 2016, including serving as Senior Director, Human Resources in PepsiCo’s Global Foodservice division. Previously, she worked as an employment attorney with the law firm Brown Raysman in New York from 2003 to 2006 and served in recruiting and talent management roles with The Estee Lauder Companies, FreeRide.com and Gundersen Partners. Ms. Schechtman currently serves on the Board of the Raleigh Chamber of Commerce and the HR Advisory Board for the Poole School of Management at North Carolina University.

Glenn W. Welling served as one of our independent directors until the consummation of the Business Combination. Mr. Welling has been the founder and Chief Investment Officer of Engaged Capital, LLC since its founding in 2012. Prior to founding Engaged Capital, Mr. Welling was a Principal and Managing Director at Relational Investors, LLC, an investment fund, which he joined in July 2008, where he was responsible for managing the fund’s consumer, healthcare and utility investments. From February 2002 to May 2008, Mr. Welling was a Managing Director of Credit Suisse Group AG, an investment bank, where he also served as the Head of the Investment Banking Department’s Advisory Business. Mr. Welling has been a member of the board of directors of The Hain Celestial Group since September 2017. From May 2015 to June 2020, Mr. Welling served as a member of the board of directors of TiVo Corporation, a provider of digital entertainment technology solutions, where he was chairperson of TiVo’s compensation committee and a member of the corporate governance and nominating committee and the strategy committee. Mr. Welling served as a member of the board of directors of Jamba, Inc., a leading restaurant retailer of better-for-you food and beverage offerings, from January 2015 to September 2018, where he also served as the chairperson of its compensation committee and as a member of its finance committee. From 2015 to 2018, Mr. Welling served on the board of directors of Medifast, Inc., a manufacturer of medically based, proprietary healthy living and meal replacement products, where he was a member of the audit, compensation and mergers & acquisitions committees. Mr. Welling serves as Chairman of the Board for the University of Pennsylvania’s tennis program and as a member of the Wharton Executive Education Board. Mr. Welling was well-qualified to serve on the board of directors due to significant experience in the areas of investments, finance and corporate governance.

Corporate Governance Rules

Following the consummation of the Business Combination and the delisting of our securities from Nasdaq, we are managed by PubCo, our sole member. We do not have a board of managers and we are no longer required to comply with corporate governance requirements under Nasdaq listing rules and SEC rules.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors prior to the Business Combination have received any cash compensation for services rendered to us. Since the consummation of our initial public offering and until the Business Combination, we reimbursed SilverBox Capital LLC, an affiliate of our sponsor, for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee at the time reviewed on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments were made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we did not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, was paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

Prior to the Business Combination, we were not party to any agreements with our then executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our common stock is based on 34,500,000 shares of Class A Common Stock issued and outstanding as of December 31, 2021.

	Class A	Class B	% of Total
	Common	Common	Voting
Name of Beneficial Owners(1)	Stock	Stock	Power
SilverBox Engaged Sponsor LLC(2)	—	8,625,000	20.0%
Joseph Reece(2)	—	8,625,000	20.0%
Stephen Kadenacy(2)	—	8,625,000	20.0%
Duncan Murdoch	—	—	—
Jin Chun	—	—	—
Daniel E. Esters	—	—	—
Joseph K. Hurd III	—	—	—
Peter Richards	—	—	—
Natalie S. Schechtman	—	—	—
Glenn Welling(3)	—	—	—
All executive officers and directors as a group (9 individuals)	—	8,625,000	20.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o SilverBox Engaged Merger Corp I, 8801 Calera Dr., Austin TX 78735.
(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Excludes the forward purchase shares issuable pursuant to the forward purchase agreement, as such shares may not be voted or disposed of by our sponsor within 60 days of December 31, 2021.
(3)	SilverBox Engaged Sponsor LLC is the record holder of the shares reported herein. SilverBox Capital LLC is the managing member of SilverBox Engaged Sponsor LLC, certain members of our Advisory Group will be members of SilverBox Engaged Sponsor LLC, and Mr. Reece and Mr. Kadenacy, our Chairman and Chief Executive Officer, respectively, are each a principal of SilverBox Capital LLC. As such, they may be deemed to have or share beneficial ownership of the Class B common stock held directly by SilverBox Engaged Sponsor LLC. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Sponsor Shares

In December 2020, SilverBox Engaged Sponsor LLC, purchased an aggregate of 8,625,000 Founder Shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Private Placement Warrants

In addition, on February 25, 2021, in connection with the IPO, SilverBox Engaged Sponsor LLC purchased 6,266,667 private placement warrants at $1.50 per warrant for an aggregate purchase price of $9,400,000. This purchase took place on a private placement basis simultaneously with the completion of our IPO. Such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. SilverBox Engaged Sponsor LLC is an accredited investor for purposes of Rule 501 of Regulation D.

Amended and Restated Forward Purchase Agreement

In connection with the IPO, the Forward Purchase Investors committed, pursuant to a forward purchase agreement with us (the “Existing Forward Purchase Agreement”), to purchase, in a private placement for gross proceeds of $100,000,000 to occur concurrently with the consummation of our initial business combination, 10,000,000 forward purchase shares of Class A Common Stock at $10.00 per share. Concurrently with the execution of the Business Combination Agreement, SilverBox and Engaged Capital amended and restated the Existing Forward Purchase Agreement to provide for, among other things, the purchase by Engaged Capital of shares of Class C Common Stock instead of shares of Class A Common Stock. In connection with the consummation of the Business Combination, we issued 10,000,000 shares of Class C Common Stock to the Forward Purchase Investors at $10.00 per share and such Forward Purchase Investors received 10,000,000 shares of PubCo Class A Common Stock in exchange for their shares of Class C Common Stock.

Promissory Note

On December 31, 2020, our sponsor agreed to loan SilverBox up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. At December 31, 2021 and 2020, there was $175,000 and no balance outstanding on the note, respectively.

Due from Sponsor

On December 31, 2021, our sponsor owed SilverBox $2,125. The amount due is non-interest bearing and is due immediately.

Due to Related Party

As of December 31, 2021, no amount was due to related parties.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC during the year ended December 31, 2021 totaled $87,025.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include issuing consents for registration statements. The aggregated fees billed for these services totaled $65,920.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from December 3, 2020 (inception) to December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from December 3, 2020 (inception) to December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the below exhibit index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of November 2, 2021, by and among SilverBox, PubCo and the other parties thereto.(1)
2.2	First Amendment to Business Combination Agreement, dated as of January 4, 2022, by and among SilverBox, PubCo and the other parties thereto.(1)
3.1	Amended and Restated Certificate of Incorporation.(2)
4.1	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(2)
4.2	Specimen Warrant Certificate.(3)
10.1	Promissory Note, dated December 31, 2020, issued to the Sponsor.(3)
10.2	Investment Management Trust Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(2)
10.3	Registration Rights Agreement, dated February 25, 2021, by and among the Company and certain security holders.(2)
10.4	Private Placement Warrants Purchase Agreement, dated February 25, 2021, by and between the Company and the Sponsor.(2)
10.5	Amended and Restated Forward Purchase Agreement dated as of November 2, 2021.(4)
10.5	Administrative Services Agreement between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(3)
21	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.3	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*	Filed herewith
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2022.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2021.
(3)	Incorporated by reference to the registrant’s Form S-1/A, filed with the SEC on February 18, 2021.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 2, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2022

SBEA MERGER SUB LLC
/s/ Tom Davin
Name: Tom Davin
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Evan Hafer	Chief Executive Officer	March 16, 2022
Evan Hafer	(Principal Executive Officer)

/s/ Tom Davin	Co-Chief Executive Officer	March 16, 2022
Tom Davin	(Co-Principal Executive Officer)

/s/ Gregory J. Iverson	Chief Financial Officer	March 16, 2022
Gregory J. Iverson	(Principal Financial and Accounting Officer)

BRC Inc., as sole member

By: Tom Davin
Its: Co-Chief Executive Officer

/s/ Tom Davin	Co-Chief Executive Officer of BRC Inc., sole member of the registrant	March 16, 2022
Tom Davin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SBEA Merger Sub LLC

(Legal Successor to SilverBox

Engaged Merger Corp I)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SilverBox Engaged Merger Corp. I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and for the period from December 3, 2020 (inception) through December 31, 2020, the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and for the period from December 3, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 16, 2022

SILVERBOX ENGAGED MERGER CORP I

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash	$413,805	$200,000
Prepaid expenses	377,488	—
Other receivable	15,750	—
Due from sponsor	2,125	—
Total current assets	809,168	200,000
Deferred offering costs	—	45,000
Investments held in Trust Account	345,072,450	—
Total Assets	$345,881,618	$245,000

Liability and Stockholders’ (Deficit)/Equity
Current liabilities:
Accounts payable and accrued expenses	$2,839,570	$—
Accrued offering costs and expenses	—	48,543
Promissory note – related party	—	175,000
Taxes payable	200,000	—
Total current liabilities	3,039,570	223,543
Warrant liability	24,915,490	—
Deferred underwriters’ discount	12,075,000	—
Total liabilities	40,030,060	223,543

Commitments and Contingencies(Note 6)
Class A Common Stock subject to possible redemption, 34,500,000 and 0 shares at redemption value, respectively	345,000,000	—

Stockholders’ (Deficit)/Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares and 0 shares issued and outstanding (excluding 34,500,000 shares and 0 shares subject to possible redemption) at December 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(39,149,305)	(3,543)
Total stockholders’ (deficit)/equity	(39,148,442)	21,457

Total Liabilities and Stockholders’ (Deficit)/Equity	$345,881,618	$245,000

The accompanying notes are an integral part of these financial statements.

SILVERBOX ENGAGED MERGER CORP I

STATEMENTS OF OPERATIONS

		For the
		period from
		December 3,
		2020
	For the year	(inception)
	ended	through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$4,252,208	$3,543
Loss from operations	(4,252,208)	(3,543)

Other income/(expense)
Unrealized loss on change in fair value of warrants	(2,732,584)	—
Transaction costs allocated to warrant liabilities	(820,691)	—
Interest income	72,450	—
Total other income/(expense)	(3,480,825)	—
Net loss	$(7,733,033)	$(3,543)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,828,767	—
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.21)	$—
Basic and diluted, weighted average shares outstanding - Class B non-redeemable common stock	8,440,068	7,500,000
Basic and diluted net loss per share, Class B common stock	$(0.21)	$—

The accompanying notes are an integral part of these financial statements.

SILVERBOX ENGAGED MERGER CORP I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/ EQUITY

							Total
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)/Equity
Balance as of December 3, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(3,543)	(3,543)
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,543)	$21,457
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	1,570,109	—	1,570,109
Accretion of Class A shares to redemption amount of Class A common stock	—	—	—	—	(1,594,246)	(31,412,729)	(33,006,975)
Net loss	—	—	—	—	—	(7,733,033)	(7,733,033)
Balance as of December 31, 2021	—	$—	8,625,000	$863	$—	$(39,149,305)	$(39,148,442)

The accompanying notes are an integral part of these financial statements.

SILVERBOX ENGAGED MERGER CORP I

STATEMENTS OF CASH FLOWS

		For the
		period from
		December 3,
	For the year	2020 (inception)
	ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(7,733,033)	$(3,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(72,450)	—
Unrealized loss on change in fair value of warrants	2,732,584	—
Transaction costs allocated to warrant liabilities	820,691	—
Changes in operating assets and liabilities:
Prepaid assets	(377,488)	—
Taxes payable	200,000	—
Other receivable	(15,750)	—
Due from Sponsor	(2,125)	—
Accounts payable and accrued expenses	2,836,027	3,543
Net cash used in operating activities	(1,611,544)	—

Cash Flows from Investing Activities:
Investments held in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	175,000
Proceeds from sale of Units, net of offering costs	344,500,349	—
Proceeds from issuance of Private Placement Warrants	9,400,000	—
Payment of promissory note to related party	(175,000)	—
Payment of underwriter discount	(6,900,000)	—
Net cash provided by financing activities	346,825,349	200,000

Net change in cash	213,805	200,000
Cash, beginning of the period	200,000	—
Cash, end of the period	$413,805	$200,000

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$345,000,000	$—
Deferred underwriters’ discount payable charged to additional paid in capital	$12,075,000	$—
Accrued deferred offering costs	$—	$45,000

The accompanying notes are an integral part of these financial statements.

SILVERBOX ENGAGED MERGER CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Organization, Business Operations and Liquidity

SilverBox Engaged Merger Corp I (the “Company” or “SilverBox”) is a newly organized blank check company incorporated as a Delaware corporation on December 3, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 3, 2020 (inception) through December 31, 2021 relates to the Company’s formation the initial public offering (“IPO”) search for a target and closing of the business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants.

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

Offering costs of the IPO amounted to $19,474,651 consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs. Of the offering costs, $820,691 is included in offering costs on the statement of operations and $18,653,960 is included in temporary equity.

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

The initial stockholders, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the Completion Period), and (iv) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Business Combination

As previously disclosed in the Initial Current Report, on November 2, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Authentic Brands, LLC, a Delaware limited liability company (“Authentic Brands”) and the indirect parent of Black Rifle Coffee Company LLC, a Delaware limited liability company (“BRCC”), Grand Opal Investment Holdings, Inc., a Delaware corporation (“Blocker”), BRC Inc., a Delaware corporation and wholly owned direct subsidiary of SilverBox (“PubCo”), SBEA Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and BRCC Blocker Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of SilverBox (“Merger Sub 2”).

On February 9, 2022, The company effected the closing of the Business Combination.

Pursuant to the Business Combination, among other things:

(1)	the Company will merge with and into Merger Sub 1, with Merger Sub 1 surviving the merger as a direct wholly owned subsidiary of PubCo (the “SilverBox Merger”), and (x) each share of Class A Common Stock and Class C common stock, par value $0.0001 per share (“Class C Common Stock”), outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive one share of PubCo’s Class A common stock, par value $0.0001 per share (“PubCo Class A Common Stock”), (y) each share of Class B Common Stock outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive a combination of shares of PubCo Class A Common Stock and PubCo’s Class C common stock, par value $0.0001 per share (“PubCo Class C Common Stock”), which PubCo Class C Common Stock will have no voting rights and will be restricted and convertible automatically into shares of PubCo Class A Common Stock upon the occurrence of certain events, and (z) each warrant of the Company outstanding immediately prior to the effectiveness of the SilverBox Merger being converted into the right to receive one warrant of PubCo, with PubCo assuming the Company’s obligations under the existing warrant agreement;
(2)	immediately following the SilverBox Merger, Merger Sub 2 will merge with and into Blocker, with Blocker surviving the merger as a direct wholly owned subsidiary of Merger Sub 1 and an indirect wholly owned subsidiary of PubCo (the “Blocker Merger”), and each share of common stock of Blocker outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of PubCo Class A Common Stock, shares of PubCo Class C Common Stock, and cash; and
(3)	PubCo will issue to certain existing members of Authentic Brands (the “Continuing Unitholders”) shares of PubCo’s Class B common stock, par value $0.0001 per share (“PubCo Class B Common Stock”), which will have no economic rights but will entitle the holders thereof to vote on all matters on which stockholders of PubCo are entitled to vote generally, equal to the number of Company Common Units held by such members in Authentic Brands.

As a result of the Business Combination, among other things:

(1)	PubCo will hold limited liability company interests in Authentic Brands (LLC Units) and will be the managing member of Authentic Brands; and
(2)	the Continuing Unitholders will hold (i) non-voting LLC Units (LLC Common Units) that are exchangeable on a one-for-one basis for shares of PubCo Class A Common Stock or cash (subject to surrendering a corresponding number of shares of PubCo Class B Common Stock for cancellation), (ii) restricted LLC Units that will be subject to vesting, forfeiture and certain other conditions as specified in the limited liability company agreement of Authentic Brands, and (iii) a number of shares of PubCo Class B Common Stock corresponding to the number of Company Common Units held.

Concurrently with the execution of the Business Combination Agreement, SilverBox entered into subscription and backstop agreements with various accredited investors, including certain members of the Sponsor and certain limited partners and co-investors of Engaged Capital, which is a member of the Sponsor, pursuant to which such investors agreed to purchase (i) an aggregate of 10,000,000 shares of Class C Common Stock (which will be issued and purchased prior to the effective time of the SilverBox Merger and will then be converted into the right to receive shares of PubCo Class A Common Stock pursuant to the SilverBox Merger) for an aggregate purchase price of $100,000,000 (the “PIPE”), and (ii) up to an additional 10,000,000 shares of Class C Common Stock in the aggregate to the extent redemptions of Class A Common Stock exceed $100,000,000 (the “Backstop”).  In addition, investment funds and accounts managed by Engaged Capital agreed to purchase an aggregate of 10,000,000 shares of Class C Common Stock for an aggregate purchase price of $100,000,000 pursuant to an amended and restated forward purchase agreement (the “FPA”).

In conjunction with the Proposed Business Combination, on October 28, 2021 through November 1, 2021 the Company entered into agreements with multiple investment banking firms to provide capital markets advisory services pursuant to which $3.85 million total fees were paid upon the completion of the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.4 million in its operating bank account, and working capital deficit of approximately $2.0 million, not including taxes payable which will be paid from the Trust.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor for $175,000 (see Note 5). The promissory note from the Sponsor was paid in full as of March 2, 2021. In addition, in order to finance offering costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the cash on hand and the funds which the Company has available following the completion of the Business Combination was sufficient to meet the Company’s needs through the consummation of the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0.4 million and $0.2 million in cash as of December 31, 2021 and December 31, 2020, and did not have any cash equivalents.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were substantially held in money market funds which are classified as cash equivalents (see Note 8).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

			For the period from
	For the year ended		December 3,2020 (inception)
	December 31, 2021		through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(5,954,435)	$(1,778,598)	$—	$(3,543)

Denominator
Weighted-average shares outstanding	28,828,767	8,440,068	—	7,500,000
Basic and diluted net loss per share	$(0.21)	$(0.21)	$—	$—

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $19,474,651 (consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $499,651 of other offering costs) were recognized with $820,691 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $18,653,960 included in temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature (see Note 8).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. The Company does not enter into derivative financial instruments for hedging purposes and the Company’s derivative financial instruments are not designated as cash flow or fair value hedges.

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

Warrant Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. (see Note 8)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value (see Note 8). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company followed the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities were recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that included the enactment date. Valuation allowances were established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Texas as its only “major” tax jurisdiction.

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

The Company paid an underwriting fee at the closing of the IPO of $6,900,000. As of March 2, 2021, an additional fee of $12,075,000 (see Note 6) was deferred and was paid upon the Company’s completion of the Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Public Warrants

There were 11,500,000 Public Warrants outstanding as of December 31, 2021. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,266,667 Private Warrants at a price of $1.50 per Private Warrant, for an aggregate purchase price of $9,400,000, in a private placement. There were 6,266,667 Private Warrants outstanding as of December 31, 2021. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Warrants will expire worthless. The Company valued the Private Warrants at $8.8 million as December 31, 2021. The excess of cash received over fair value of the Private Warrants of $1.6 million was recorded in stockholders’ (deficit)/equity as of December 31, 2021.

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

Due from Sponsor

On December 31, 2021 the Sponsor owed the Company $2,125. The amount due is non-interest bearing and is due immediately.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. At December 31, 2021, there was no balance outstanding on the note.

Working Capital Loans

In order to finance offering costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company recognized and paid a $100,000 administrative fee.

Forward Purchase Agreement

In connection with the IPO, the Company has entered into a forward purchase agreement with Engaged Capital, LLC that will provide for the aggregate purchase of $100,000,000 of Class A common stock at $10.00 per share. Any such purchases will take place in a private placement that closed concurrently with the closing of the Company’s initial Business Combination.

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

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $12,075,000 which was paid upon the closing of the Business Combination. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity and Common Stock Shares Subject to Possible Redemption

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. At December 31, 2021 and December 31, 2020 there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31,2021 and December 31, 2020 there were no shares of Class A Common Stock outstanding, excluding 34,500,000 and 0 shares of Class A common stock subject to possible redemption, respectively, which was recorded as temporary equity.

Class B common stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of December 31,2021 and December 31, 2020 there were 8,625,000 shares of Class B common stock issued or outstanding.

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

Note 8 — Investments and Recurring Fair Value Measurements

Investments Held in Trust Account

As of December 31, 2021, the investments in the Company’s Trust Account consisted of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets (see Note 2).

Warrant Liability

At December 31, 2021, the Company’s warrants liability was valued at $24,915,490. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations (see Note 2).

Recurring Fair Value Measurements

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the year ending December 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – U.S. Treasury Bills	$345,072,450	$—	$—

Liabilities:
Private Placement Warrants	—	—	8,813,190
Public Warrants	16,102,300	—	—

Measurement

The Company established the initial fair value for the Warrants on March 2, 2021, the date of the consummation of the Company’s IPO, using a Monte Carlo simulation model to value the Public and Private warrants. In April 2021 the Company announced that holders of the Company’s Units may separately trade shares of the Company’s Class A common stock and Public Warrants included in the Units on the Nasdaq Capital Market under the symbols SBEA and SBEAW, respectively. With the trading of the Public Warrants on an open market, at December 31, 2021 the Public Warrants were valued based on an unadjusted market price.

The Company used a Monte Carlo simulation model to value the Public and Private Placement Warrants.

The key inputs into the Monte Carlo simulation model for the Public and Private Placement Warrants were as follows at initial measurement and at December 31, 2021:

	March 2,
	2021
	(Initial	December 31,
Input	Measurement)	2021
Risk-free interest rate	1.01%	1.37%
Expected term (years)	6.46	6.25
Stock price	$9.584	$10.150
Probability of completing business combination	80%	95%
Expected volatility	24.2%	16.2%
Exercise price	$11.50	$11.50

The change in the fair value of the level 3 classified warrant liabilities for the period ended December 31, 2021 is summarized as follows:

Fair Value at December 31, 2020	$—
Fair value at issuance March 2 2021	22,182,906
Public Warrants reclassified to level 1(1)	(8,855,000)
Change in fair value	(4,514,716)
Fair Value at December 31, 2021	$8,813,190
(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax asset
Organizational costs/Startup expenses	$259,120
Capitalized costs related to merger	—
Federal net operating loss	26,786
Total deferred tax asset	285,906
Valuation allowance	(285,906)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	285,906

State
Current	—
Deferred	—
Change in valuation allowance	(285,906)
Income tax provision	$—

As of December 31, 2021, the Company had $127,550 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 1, 2021 through December 31, 2021, the change in the valuation allowance was $285,906.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	—%
Change in fair value of warrant liability	(7.4)%
Warrant transaction costs	(2.2)%
Business combination expenses	(7.7)%
Change in valuation allowance	(3.7)%
Income tax provision	—%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets, changes in fair value of warrants, transaction costs associated with warrants and business combination expenses.

The Company files federal income tax returns and gross receipts tax returns in Texas and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted below.

On February 9, 2022, the Company completed its Business Combination Agreement with Authentic Brands, LLC, a Delaware limited liability company and the indirect parent of Black Rifle Coffee Company LLC, a Delaware limited liability company (“BRCC”).

Concurrent with the completion of the Business Combination all shares of the Class B common stock automatically converted into Class A common stock. See Note 1 for details of the transaction.